Form 10KSB
period 1996-12-31
IX SYSTEMS INC
filed 1997-04-23
CIK 795214

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20594

                                  FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal year ended                 December 31, 1996
                                   --------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                       -----------------  ---------------------

                         Commission file number 0-15081
                                                ---------

            iX SYSTEMS, INC.(FORMERLY SMARTCARD INTERNATIONAL INC.)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                   13-3170130
-------------------------------------------------------------------------------
    (State of other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

P.O. Box 3119, South Farmingdale, New York                  11735
-------------------------------------------------------------------------------
(Address of Principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: None
                                                    ----

Securities registered pursuant to Section 12(b) of the act: None
                                                            ----

Securities registered pursuant to Section 12 (g) of the Act:
-------------------------------------------------------------------------------
         (Title of class)

Common Stock, par value $.001 per share
-------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                              -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-KSB is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         As of February 14, 1997, the aggregate market value of voting stock held by nonaffiliates of the Registrant was $26,077 as computed by reference to the average bid and asked prices of the stock($0.001) multiplied by the number of shares of voting stock outstanding on February 14, 1997 held by nonaffiliates (26,077,005).

         Revenues for the most recent fiscal year were $2,755

         The total number of outstanding shares as of February 14, 1996 was 54,794,889.

                                     Part I

ITEM 1. DESCRIPTION OF BUSINESS

iX Systems, Inc. (the Company), was a development stage enterprise, and was incorporated in 1983, as SmartCard International, Inc. From 1983 to 1985 the Company was engaged in limited activities, including market research and consulting services related to smart card technology. In October 1991, the Company name was changed to iX Systems, Inc.

As of August 6, 1993, the Company's Board of Directors determined that in view of working capital deficiencies, lack of demand for the Company's electronic transaction terminal, the large additional capital investment required to continue operations, and in order to preserve remaining capital resources of the Company, to immediately cease all ongoing operations of the Company except for any activity necessary to preserve corporate integrity, assets and capital.

Presently, the Company is seeking a suitable merger or acquisition partner that can utilize the Company's corporate structure and its propriety technology. However, there is no assurance that a suitable merger or acquisition partner can be found.

ITEM 2. PROPERTIES

In connection with the cession of operations, the Company terminated its lease
agreement in 1993.   Currently, the Company rents storage space, the estimated
cost is approximately $1,000.00 annually.

ITEM 3. LEGAL PROCEEDINGS

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
         MATTERS

The Common Stock, par value $.001 per share ("Common Stock"), of the Company is traded in the over-the-counter market under the symbol "IXSI" The following table sets forth the high and low closing bid prices for the Common Stock for the periods indicated as per National Quotation Bureau Incorporated. The quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and may not represent actual transactions.



                                                                     Common Stock
                                                                     -----------------
                                                            HIGH                      LOW
                                                            ---------                 --------
1996 Quarter Ended:
March 31..................                                  $0.01                     $0.01
June 30...................                                  $0.01                     $0.01
September 29..............                                  $0.01                     $0.01
December 29...............                                  $0.01                     $0.001


1995 Quarter Ended:
March 31..................                                  $0.025                    $0.01
June 30...................                                  $0.01                     $0.005
September 30..............                                  $0.01                     $0.005
December 31...............                                  $0.01                     $0.01

As of February 14, 1997 the closing price was $.001 per share. The Company's Common Stock is held of record as February 14, 1997 by approximately 660 persons, including several brokers in their names for their customers' accounts.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of operations
Fiscal year ended December 31, 1996 compared with prior years.

As of August 6, 1993, the Company ceased all ongoing operations. Prior to August 6, 1993, the Company was a development stage enterprise engaged in the product and market development of electronic transaction systems.

The Company's total expenditures for the years ended December 31, 1996 and 1995 were $172,425 and $155,312 respectively.

Interest income was $2,755 for the twelve months ended December 31, 1996 as compared to $4,056 for the same period ending December 31, 1995.



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at December 31, 1996 were $111,371 as compared to $138,220 at December 31, 1995. At December 31, 1996, the working capital deficiency was $2,950,779 compared with a working capital deficiency of $2,781,046 at December 31, 1995.

 The Company is in default which respect to the payment of interest and principal on all of promissory notes aggregating $2,296,985 which have matured in June 1993, October 1994, December, 1995 and June, 1996 respectively.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Begins next page

                       [DELOITTE & TOUCHE LLP LETTERHEAD]




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of iX Systems, Inc.

We have audited the accompanying balance sheets of iX Systems (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1996 and for the period January 6, 1983 (date of incorporation) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express (or disclaim) an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in product and market development efforts of SmartCard readers and terminals. As discussed in Note 1 to the financial statements, the Company's recurring losses since inception and stockholders' deficiency, along with its cessation of operations, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the possible material effects of the uncertainty referred to in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements for 1996, 1995 and 1994.





/s/ DELOITTE & TOUCHE LLP

April 11, 1997
                                iX SYSTEMS, INC.
                      (A company in the development stage)
                                 BALANCE SHEET

                                                                   December 31,           December 31,
                        ASSETS                                          1996                  1995
===================================================               ===============      ================

Current Assets:
 Cash                                                                   $111,371             $138,220

    Total Current Assets                                                 111,371              138,220
                                                                  ---------------      ---------------

    Total Assets                                                        $111,371             $138,220
                                                                  ===============      ===============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
===================================================

Current Liabilities:
Accounts payable and accrued liabilities                              $1,252,012           $1,109,191
Notes payable                                                          1,810,075            1,810,075
                                                                  ---------------      ---------------
    Total Current Liabilities                                          3,062,087            2,919,266
                                                                  ---------------      ---------------
Long-Term Liabilities:
Notes Payable                                                                  0                    0
                                                                  ---------------      ---------------
Total Long-term Liabilities                                                    0                    0
                                                                  ---------------      ---------------
  Total Liabilities                                                    3,062,087            2,919,266
                                                                  ---------------      ---------------

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $1.00 par value:
 Authorized, 250,000 shares
 9% Cumulative Convertible series A
  Issued and outstanding, 600 shares                                         600                  600
Common Stock, $.001 par value:
 Authorized 100,000,000 shares
 Issued and outstanding , 54,794,889 shares                               54,795               54,795
Additional paid-in capital                                            11,350,501           11,350,501
Deficit accumulated during development stage                         (14,356,612)         (14,186,942)
                                                                  ---------------      ---------------

    Total Stockholders' Deficiency                                    (2,950,716)          (2,781,046)
                                                                  ---------------      ---------------

    Total Liabilities and Stockholders' Deficiency                      $111,371             $138,220
                                                                  ===============      ===============


                       See notes to financial statements.

                                iX SYSTEMS, INC.
                      (A company in the development stage)
                            STATEMENT OF OPERATIONS

                                                                                                           January 6, 1983*
                                                                  January 1 to December 31,                to December 31,
                                                     1996                  1995                    1994               1996
                                              ------------          ------------           -------------     --------------
Revenues:

    Project revenues                                                                                           $1,234,651
    Interest income                               $2,755                $4,056                  $4,289            446,725
    Rent, consultant fee and other               -                       -                      -                 153,856
                                             ------------          ------------           -------------     --------------
                                                   2,755                 4,056                   4,289          1,835,232
                                             ------------          ------------           -------------     --------------
Expenses:
    Project costs                                -                       -                      -                 930,682
    Research and development                     -                       -                      -               8,571,711
    Management fees                              -                       -                      -                 355,747
    Professional fees                            -                       -                      -               1,624,693
    General and administrative                   172,425               155,312                 194,580          4,665,693
                                             ------------          ------------           -------------     --------------
                                                 172,425               155,312                 194,580         16,148,526
                                             ------------          ------------           -------------     --------------

Loss from sale of furniture and equipment        -                       -                      -                 (43,318)
                                             ------------          ------------           -------------     --------------

Net Loss                                       ($169,670)            ($151,256)              ($190,291)      ($14,356,612)
                                             ============          ============           =============     ==============

Loss per Common Share                            ($0.003)              ($0.003)                ($0.003)
                                             ============          ============           =============

Average Number of Common Shares               54,794,889            54,794,889              54,794,889
                                             ============          ============           =============

Dividends per Common Share                        -0-                   -0-                     -0-
                                             ============          ============           =============

* Date of Incorporation


                       See notes to financial statements.

                                iX SYSTEMS, INC.
                      (A company in the development stage)
                            STATEMENT OF CASH FLOWS

                                                                     January 1, to December 31,                January 6, 1983*
                                                          ---------------------------------------------------   to December 31,
                                                                1996             1995               1994              1996
                                                          ---------------   ---------------   ----------------  ---------------
Operating Activities:
Net Loss                                                        ($169,670)        ($151,256)        ($190,291)    ($14,356,612)
Adjustments to Reconcile Net Loss to Net Cash
  used in operating activities:
    Depreciation and amortization                                   -              -                  -                203,905
    Loss on sale of furniture,fixtures and equipment                -              -                  -                 43,318
    Deferred compensation relating to stock options                 -              -                  -                351,250
    Decrease/(increase) in accounts receivable net                  -              -                   10,837                0
    Decrease/(Increase) in inventory                                -              -                  -                      0
    Decrease/(increase) in prepaid assets                           -              -                   40,000                0
    Non cash contributions for services                             -              -                  -                144,380
    Payment for professional services                               -              -                  -                185,393
    Decrease/(increase) in other assets                             -              -                  -               (142,599)
    Increase/(decrease) in accounts payable
     and accrued liabilities and liabilities to
     related parties                                              142,821           127,803            53,147        1,607,687
    Increase/(decrease) in other liabilities                        -              -                  -                  9,000
                                                          ----------------   ---------------   ---------------  ---------------
Net Cash Used In Operating Activities                             (26,849)          (23,453)          (86,307)     (11,954,278)
                                                          ----------------   ---------------   ---------------  ---------------

Investing Activities:
    Purchase of furniture,fixtures and equipment                    -              -                  -               (251,070)
    Proceeds from sale of furniture,fixture and equipment           -              -                  -                  4,446
                                                          ----------------   ---------------   ---------------  ---------------
Net Cash Provided By/(Used In) Investing Activities                 -              -                  -               (246,624)
                                                          ----------------   ---------------   ---------------  ---------------
Financing Activities:
    Net proceeds from issuance of preferred stock                   -              -                  -              1,456,783
    Net proceeds from issuance of common stock                      -              -                  -              8,000,490
    Payment of note payable                                         -              -                  -                 (9,500)
    Proceeds from note payable                                      -              -                  -              2,864,500
                                                          ----------------   ---------------   ---------------  ---------------
Net Cash Provided By Financing Activities                           -              -                  -             12,312,273
                                                          ----------------   ---------------   ---------------  ---------------
Increase/(Decrease) in cash and cash equivalents                  (26,849)          (23,453)          (86,307)         111,371
Cash and Cash Equivalents at Beginning of Period                  138,220           161,673           247,980
                                                          ----------------   ---------------   ---------------  ---------------
Cash and Cash Equivalents at Ending of Period                    $111,371          $138,220          $161,673         $111,371
                                                          ================   ===============   ===============  ===============

                       See notes to financial statements.

                                iX Systems, Inc.
                      (A Company in the development stage)
                            STATEMENT OF CASH FLOWS
                                  (continued)

Supplemental disclosures of cash flow information:

       During 1992, additional Common Stock of 240,000 shares were issued in payment for professional services at a price of $0.125 per share.

       During 1992, debt of $1,250,000 was converted into 10,000,000 shares of Common STock at a price of $0.125 per share.

       3,342,857 share of Common Stock were issued at a price of $0.125 per share pursuant to February 1992 investment agreement antidilution provisions.

       Pursuant to February 1992 investment agreement, the Company converted $205,075 of interest and dividends payable into notes payable.

       During 1991, approximately $142,000 of inventory was returned to vendors.

       During 1990, additional Common Stock of 250,000 shares were issued in payment for professional services.

* date of Incorporation

  See notes to the financial statements
                                iX SYSTEMS, INC.
                      (A company in the development stage)

                         NOTES TO FINANCIAL STATEMENTS

                            JANUARY 6, 1983 (DATE OF
                                INCORPORATION)

                              TO DECEMBER 31, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Description of Company

iX Systems, Inc.(the "Company") (formerly SmartCard International Inc.) is a development stage enterprise and was incorporated on January 6, 1983 for the purpose of developing and marketing the smart card technology worldwide. In 1990, new strategic directions were established for the corporation with targeted "product niches" within the electronics transactions market. The Company's name was changed to iX Systems, Inc. in October 1991. As of August 6, 1993, The Board of Directors met and determined that in view of working capital deficiencies, lack of demand for the iX2010 terminal, the large additional capital investment required to continue operations, and in order to preserve remaining capital resources of the Corporation, authorization was given to the President to cease immediately all ongoing operations of the Company except for any activity necessary to preserve corporate integrity, assets and capital.

         b. Project Accounting

The Company follows the percentage-of-completion method of accounting. Accordingly, revenues are recognized on the basis of project costs incurred as a percentage of total estimated project costs. Adjustments to cost estimates are made periodically.

         c. Research and Development

Research and development costs are charged to operations when incurred.

         d. Basis of Financial Statements

As of August 6, 1993, the Board of Directors met and determined that in view of working capital deficiencies, lack of demand for the iX2010 terminal, the large additional capital investment require to continue operations, and in order to preserve remaining capital resources of the Corporation, authorization was given to the President to cease immediately all ongoing operations of the Company except for any activity necessary to preserve corporate integrity, assets and capital. Presently, the Company is seeking a suitable merger or acquisition partner that can utilize the Company's corporate structure and its propriety technology.

         e. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. FURNITURE, FIXTURES AND EQUIPMENT

The Company sold all the furniture, fixtures and equipment during the month of August, 1993. The loss of disposal of furniture and equipment was $43,318.

3. INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which, among other things, supersedes, SFAS No. 96 and allows recognition of a deferred tax asset based on the likelihood of realization of a tax benefit in future years. During 1993, the Company adopted SFAS No. 109 and such adoption had no impact on the financial position or results of operations of the Company. At December 31, 1996 and 1995 the Company had a deferred tax asset of approximately $2,890,000 relating to net operating loss carryforwards for which a full valuation allowance has been established as it is not likely to be realized due to the cessation of operations.


4.LOSS PER SHARE

Loss per common share is based upon the weighted average number of common shares outstanding during the periods presented. Options and warrants were not included in the computation of earnings per share because the effect is antidilutive.

5. STOCKHOLDER'S DEFICIENCY
     The following is an analysis of changes in stockholders' equity:


                                                                    Additional                                   Additional
                                             Preferred stock         paid-in          Common stock                paid-in
                                            Shares       Amount      capital       Shares         Amount          capital
                                          ------------------------------------------------------------------------------------
Balance, January 6, 1983                          -       $   -       $    -            -      $       -           $       -
  (Date of Incorporation)
Cumulative stockholders' equity
  transactions   (January 6, 1983
  to December 1987):
Issuance of common stock (1985 and 1986)                                           3,520,800           3,530        5,847,103
Capital contribution - cash and services                                                -              -              151,780
Declaration of stock dividend (1983)                                                 749,000           7,490           (7,490)
Recapitalization (1984)                                                            3,375,000          (3,375)           3,375
Reverse stock split (1984)                                                          (875,000)           (875)             875
Stock options and warrants exercised                                                 111,575             111          227,586
Stock options granted                                                                   -              -              156,250
Deferred compensation                                                                   -              -              156,000
Net Loss                                                                                -              -                -
                                          ====================================================================================

Balance, December 31, 1988                        -           -            -       6,881,375           6,881        6,535,479
Issurance of Preferred Stock                    1,110       1,110      855,673          -              -                -
Issurance of Common Stock                                                          9,943,301           9,943          545,727
Conversion of Preferred Stock
  to Common Stock                              (1,110)     (1,110)    (855,673)   11,508,426          11,508          845,275
Deferred Compensation                                                                                                  39,000
Payment for Professional Services                                                  1,628,930           1,630          161,263
Net Loss                                                                                -              -                -
                                          ====================================================================================
Balance December 31, 1989                         -           -            -      29,962,032          29,962        8,126,744
Issurance of Preferred Stock                      600         600      599,400
Payment for Professional Services                                                    250,000             250           22,250
Net Loss
                                          ====================================================================================
Balance December 31, 1990                         600         600      599,400    30,212,032          30,212        8,148,994
Net Loss
                                          ====================================================================================
Balance December 31, 1991                         600        $600     $599,400    30,212,032         $30,212       $8,148,994
                                          ====================================================================================

                                            deficit
                                          accumulated         Total
                                             during        Stockholders'
                                           development     (deficiency)
                                              stage           equity
                                          --------------------------------
Balance, January 6, 1983                     $     -        $     -
  (Date of Incorporation)
Cumulative stockholders' equity
  transactions   (January 6, 1983
  to December 1987):
Issuance of common stock (1985 and 1986)           -           5,850,633
Capital contribution - cash and services           -             151,780
Declaration of stock dividend (1983)               -                   0
Recapitalization (1984)                            -                   0
Reverse stock split (1984)                         -                   0
Stock options and warrants exercised               -             227,697
Stock options granted                              -             156,250
Deferred compensation                              -             156,000
Net Loss                                      (6,352,986)     (6,352,986)
                                          ================================

Balance, December 31, 1988                    (6,352,986)        189,374
Issurance of Preferred Stock                       -             856,783
Issurance of Common Stock                          -             555,670
Conversion of Preferred Stock
  to Common Stock                                  -            -
Deferred Compensation                              -              39,000
Payment for Professional Services                  -             162,893
Net Loss                                      (1,045,799)     (1,045,799)
                                          ================================
Balance December 31, 1989                     (7,398,785)        757,921
Issurance of Preferred Stock                                     600,000
Payment for Professional Services                                 22,500
Net Loss                                      (1,580,741)     (1,580,741)
                                          ================================
Balance December 31, 1990                     (8,979,526)       (200,000)
Net Loss                                      (1,592,249)     (1,592,249)
                                          ================================
Balance December 31, 1991                   ($10,571,775)    ($1,792,569)
                                          ================================

                           Continue on following page.

5. STOCKHOLDER'S DEFICIENCY

   (continued)


                                                                        Additional                                Additional
                                          Preferred stock                 paid-in         Common stock              paid-in
                                          Shares         Amount          capital       Shares         Amount         capital
                                        ----------------------------------------------------------------------------------------
Conversion of Notes Payable                                                           10,000,000       10,000         1,240,000
Issuance of Common Stock                                                              11,000,000       11,000         1,348,090
Payment for Professional Services                                                        240,000          240            17,360
Antidulitive issuance of Common Stock                                                  3,342,857        3,343           (3,343)
Net Loss
                                        ========================================================================================
Balance December 31, 1992                      600           600       599,400        54,794,889       54,795        10,751,101
Net loss
                                        ========================================================================================
Balance December 31, 1993                      600           600       599,400        54,794,889       54,795        10,751,101
Net loss
                                        ========================================================================================
Balance December 31, 1994                      600           600       599,400        54,794,889       54,795        10,751,101
Net loss
                                        ========================================================================================
Balance December 31, 1995                      600           600       599,400        54,794,889       54,795        10,751,101
Net loss
                                        ========================================================================================
Balance December 31, 1996                      600          $600      $599,400        54,794,889      $54,795       $10,751,101
                                        ========================================================================================

                                                 deficit
                                               accumulated             Total
                                                 during            Stockholders'
                                               development         (deficiency)
                                                   stage              equity
                                        ------------------------------------------
Conversion of Notes Payable                        -                   1,250,000
Issuance of Common Stock                           -                   1,359,090
Payment for Professional Services                  -                      17,600
Antidulitive issuance of Common Stock              -                    -
Net Loss                                         (2,150,182)           2,150,182
                                        ==========================================
Balance December 31, 1992                       (12,721,957)          (1,316,061)
Net loss                                         (1,123,438)          (1,123,438)
                                        ==========================================
Balance December 31, 1993                       (13,845,395)          (2,439,499)
Net loss                                           (190,291)            (190,291)
                                        ==========================================
Balance December 31, 1994                       (14,035,686)          (2,629,790)
Net loss                                           (151,256)            (151,256)
                                        ==========================================
Balance December 31, 1995                       (14,186,942)          (2,781,046)
Net loss                                           (169,670)            (169,670)
                                        ==========================================
Balance December 31, 1996                      ($14,356,612)         ($2,950,716)
                                        ==========================================

6. DEBT FINANCING

In November 1990, Poly Ventures L.P. I loaned the Company $400,000. The loan was for a one-year period(which was extended in November 1991 on a month-to-month basis) with interest at prime plus 1 percent. The loan agreement provided for the issuance of a five-year warrant to Poly Ventures L.P. I to purchase 640,000 shares of the Company's Common Stock at a price of $.125 per share. The loan was converted to Common Stock in 1992 (see Note 7).

During 1991, Poly Ventures L.P.I loaned the Company $850,000 in the form of a series of convertible promissory notes. The loans were for a one-year period with various due dates with interest at a rate of 12%. The notes were convertible into shares of the Company's common stock at a price of $.125 per share. The promissory notes were converted into Common Stock in 1992 (see Note
7).

On February 13, 1992 the Company entered into an agreement to convert all accrued and unpaid interest and dividends, which totaled $205,075; owed by the Company to Poly Ventures I, in connection with the $400,000 loan and $850,000 promissory notes held by Poly Ventures I and converted into Common Stock on that date (see Note 7), to a promissory note with interest at prime and a maturity in June 1994.

On October 13, 1992, the Company borrowed $105,000 from an investor and issued a senior convertible demand promissory note with interest rate at 6 percent per annum. The principal of and the accrued interest on this Note shall, at the sole option of the Lender, be convertible in full at any time after the date hereof, at a conversion price of $.125 per share for a period of two years from October 13, 1992.

On December 8, 1992, the Company entered into a loan agreement with a group of investors which included Poly Ventures L.P.II, wherein outside investors and Poly Ventures L.P.II provided total financing of $1,000,000 in cash in exchange for senior convertible demand promissory notes. The Notes were due December 8, 1995 with an interest rate 6 percent per annum. The principal of and accrued interest on the Note shall, at the sole option of the Lender, be convertible in full at any time after the date hereof, at a conversion price of $.125 per share.

On June 14, 1993, the Company entered into a loan agreement with a group of investors including Poly Venture II and issued senior convertible demand promissory notes totaling $500,000, with interest rate at prime plus 2 percent per annum. The principal and accrued interest on this Note shall, at the sole option of the Lender, be convertible in full at any time after the date hereof, at a conversion price based on the price paid for any new investment by a third party of at least $750,000, calculated as follows:(i). for first six months convertible at price of any new investment by third party of greater or equal to $750k. (ii).for next three months convertible at 85% of such price. (iii.) From thereafter, until term of loan convertible at 70 percent of such price.
In addition, the Company also issued warrants to purchase 6,250,000 shares of the Company's Common Stock at the price of $.08 per share for a period of three years, which at December 31, 1996 have expired.

As a result of these transactions, Poly Ventures L.P. I and Poly Venture II would own approximately 53 percent of the Company's Common Stock assuming conversion of all convertible debt, preferred stock and exercise of warrants.

Included in General & Administrative is approximately $132,000, $118,000 and $123,000 of interest expenses for the year ended December 31, 1996, 1995 and 1994, respectively.

7. EQUITY FINANCING

In July 1990, the Company entered into an investment agreement which Poly Ventures L.P. I (a venture capital limited partnership, which prior to this transaction owned approximately 50 percent of the Company's Common Stock on a fully diluted basis), whereby the Company received $600,000 in cash in exchange for 600 shares of 9% Series A Cumulative Convertible Preferred Stock, which is convertible into 4,800,000 shares of Common Stock.

On February 13, 1992, the Company entered into an investment agreement with a group of accredited investors which included Poly Ventures L.P. I. As a result of this transaction, outside investors and Poly Ventures L.P. I provided total financing of $975,000 in cash in exchange for 7,800,000 shares ($.125 per share) of the Company's Common Stock. Pursuant to the agreement, Poly Ventures L.P.I agreed to contribute $100,000 in exchange for shares of the Company's Common Stock at a price of $.125 per share (800,000 shares). Poly Ventures L.P. I also agreed to convert its November 1990 $400,000 note to Common Stock at a price of $.125 per share(3,200,000 shares) and to cancel the underlying warrants. Additionally, Poly Ventures L.P. I agreed to convert all its convertible promissory notes (aggregating $850,000) to Common Stock at a price of $.125 per share(6,800,000)(see note 6). In accordance with the agreement, the convertible promissory notes were converted once shareholder's approval to increase the authorized number of shares was granted in September 1992. The remaining investors contributed $875,000 in cash in exchange for shares of the Company's Common Stock at a price of $.125 per share (7,000,000 shares).

During August 1992, the Company entered into an investment agreement with a group of accredited investors which included Poly Ventures L.P.I and some of the same investors from the February financing. As a result of this transaction, outside investors and Poly Ventures L.P. I provided total financing of $400,000 in cash in exchange for 3,200,000 shares ($.125 per share) of the Company's Common Stock. Pursuant to this agreement, Poly Ventures L.P I. agreed to invest $50,000 in cash in exchange for shares of the Company's Common Stock at a price of $.125 per share (400,000 shares). The remaining investors contributed $350,000 in cash in exchange for shares of the Company in exchange for shares of the Company's Common Stock at a price of $.125 per share (2,800,000 shares). In addition, the Company also issued warrants, valid for a period of five years, to purchase 2,571,429 shares of the Company's Common Stock at the price of $.178 per share.

In January 1993, the Company issued 3,342,857 shares of Common Stock to the February 13, 1992 investors pursuant to the antidilution provisions of the investment agreement and such additional shares are reflected as outstanding shares at December 31, 1992.

8. WARRANTS AND OPTIONS

As of December 31, 1996, the Company has reserved 22,461,391 shares of the Company's Common Stock for future warrant conversions, conversions of debt and conversion of the cumulative Preferred Stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

The executive officers and directors of the Company are as follows:

Name                      Age                      Position
-----------------         ---                      --------

Dr. Shelley A. Harrison   54               Chairman of the Board

James Juliana             74               Director

Dr. Ralph L. Miller       54               Director


Dr. Harrison became a director of Company in April 1986. since 1981, Dr. Harrison has been President of Harrison Enterprises, Inc., a high technology consulting firm. In addition, since May 1987, Dr. Harrison has served as a Managing General Partner for Poly Ventures L.P., a venture capital limited partnership. In 1973, Dr. Harrison co-founded Symbol Technologies, Inc., a manufacturer of proprietary bar-code laser scanners, where he was Chairman of the Board and Chief Executive Officer until 1981. From 1971 to 1973, Dr. Harrison served as President of Public Systems Research, a research "think tank". He was an Assistant Professor of Electrical Sciences at the State University of New York at Stony Brook from 1970 to 1975. From 1964 to 1966, Dr. Harrison was a member of the technical staff at Bell Telephone Laboratories, specializing in radar systems and computer signal processing. Dr. Harrison holds a B.S. in Electrical Engineering from New York University and an M.S. and a Ph.D. in Electrophysics from Polytechnic Institute of Brooklyn. He holds several patents and has authored a wide range of technical papers and articles. Dr. Harrison is currently on the Board of Directors of General Sciences Corporation, a publicly held company engaged in information systems developments.

Mr. Juliana has been a director of the Company since August 1985. Since July 1984, he has been principal and owner of James N. Juliana Associates, a management, government and public affairs consulting firm which he founded. From 1981 to 1984, he was Principal Deputy Assistant Secretary of Defense for Manpower, Reserve Affairs and Logistics, Office of the Secretary of Defense of the United States. He was appointed to this position by Secretary of Defense Weinberger and in April 1982, received the Outstanding Public Service award in connection with this position. From 1977 to 1981, he was Executive Vice President, Armed Services Marketing Council, an organization of business firms specializing in the marketing of consumer products to the military resale system. In addition, from 1977 to 1981, Mr. Juliana served as Vice President-Federal Affairs of Braniff International. From 1961 to 1977, he also engaged in management, government and public affairs consulting activities. From 1958 to 1961, Mr. Juliana was the Executive Director of the Civil Aeronautics Board. Mr. Juliana is currently a director of Tround International, a publicly held company engaged in the manufacture of military and industrial products.

Dr. Miller has been a director of the Company since 1985. Since January 1994, Dr. Miller has been President and CEOof Aero Detroit, Inc.(a company providing engineering services to the transportation industry), which is a subsidiary of TAD Technical Services, Inc. of Cambridge, MA. From 1991 to 1994, Dr, Miller was Executive Vice President and General Manager of that firm. From 1986 to 1991, Dr. Miller was the President and Chief Operating Officer of Modern Engineering Services Co., Inc.(another company providing engineering services to the transportation industry), which is a subsidiary of CDI Corporation, a New York Stock Exchange company. From 1981 to 1985, he was Vice President of Engineering and

Strategic Planning, Heavy Vehicles, of Rockwell Industry International. From 1961 to 1981, Dr. Miller was employed by General Motors Corporation which included a position as Director, Manufacturing Facilities Planning, from 1979 to 1981. Dr. Miller received a Ph.D. from Massachusetts Institute of Technology in 1966.

The Company's by-laws provide for the election of directors at the annual meeting of shareholders, such directors to hold office until the next annual meeting and until their successors are duly elected and qualified. The by-laws also provide that the annual meeting of shareholders be held each year during the month of September at a time and place to be designated by the Board of Directors. Directors may be removed at any time for cause by the Board of Directors and with or without cause by a majority of the votes cast by the shareholders entitled to vote for the election of directors.

Officers will normally be elected at the annual meeting of the Board of Directors held immediately following the annual meeting of shareholders, to hold office for the term for which elected and until their successors are duly elected and qualified. Officers may be removed by the Board of Directors at any time, with or without cause.

ITEM 10. EXECUTIVE COMPENSATION

The Following table sets forth the cash compensation paid to the executive officers of the Company whose cash compensation exceeded $100,000 and to all executive officers as a group for services rendered during the year ended December 31, 1996.

                           Summary Compensation Table

                                           Annual                        Long  Term
                                        Compensation                Compensation Awards
                                       -------------                -------------------

Name and Principal Position       Year     Salary  Bonus    Options(Shares)   All other Compensation
---------------------------       ----     ------  -----    ---------------   ----------------------

None

                                                Option/SAR Grants In Last Fiscal Year

None

                                         Aggregated Option/SAR Exercises In Last Fiscal Year
                                                And Fiscal Year-End Option/SAR Values

None


Compensation of Directors

The Company has not paid and does not presently propose to pay compensation to any director for acting in such capacity, except reimbursement for reasonable expenses in attending those meetings.

Employment Contracts, Termination of Employment and Change in Control Arrangements.

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1995, certain information with respect to the beneficial ownership of the Common Stock by each person owning more than 5% of the outstanding shares of Common Stock, each director of the Company and all officers and directors of the Company as a group:

Name (and Address                         Number of Shares                  Shares
of 5% Shareholders)                             Owned                      Percent(1)
-------------------                       -----------------                ---------

Poly Ventures L.P. (2)(3)                 33,860,741                       43.83%
 Polytechnic University Office
 Route 110
 Farmingdale, NY 11735

Poly Ventures L.P. II(3)                   7,125,000                       9.22%
 Polytechnic University Office
 Route 110
 Farmingdale, NY 11735

Dr. Shelley A. Harrison(2)(3)             40,985,741                       53.05%

New York Life Insurance Co.               13,393,536                       17.34%

All officers and directors                40,985,741                       53.05%
as a group (3)

(1) Based on fully diluted shares of Common Stock(assuming the conversion of the Preferred Stock, the underwriters warrant, all convertible debt, and the exercise of all options held by officers and directors) or 77,256,290 shares of Common Stock.

(2) Includes 4,800,000 shares of Common Stock of the company issuable upon the conversion of 600 shares of the Company's Series A Cumulative Convertible Preferred Stock acquired by Poly Ventures L.P. I in July 1990.

(3) Dr. Shelley Harrison are Managing General Partners of Poly Ventures L.P.I & II. As such, the number of shares owned beneficially by Poly Ventures L.P.I & II is attributed to Dr. Harrison and in the total of all officers and directors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit
Number Document

3        (a) Certificate of Incorporation, as amended.*

         (b) By-Laws, as amended.*

4        (a) Specimen of Common Stock Certificate.*


-----------
* Incorporated by reference to the Company's Registration Statement on Form S-1(Reg.No.33-6433), which became effective with the Securities and Exchange Commission on September 10, 1986.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.

                            iX SYSTEMS, INC.


Date: March 31, 1997              By: /s/ SHELLEY A. HARRISON
                                     -----------------------------------------
                                  Shelley A. Harrison
                                  Chairman of the Board
                                  (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




Date: March 31, 1997               /s/ RALPH L. MILLER
                                  --------------------------------------------
                                  Ralph L. Miller
                                  Director


Date: March 31, 1997               /s/ JAMES N. JULIANA
                                  --------------------------------------------
                                  James N. Juliana
                                  Director