Form 10QSB
period 1997-03-31
IX SYSTEMS INC
filed 1997-05-14
CIK 795214

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[ X ] Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the period ended         March 31, 1997
                               ------------------------------------

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

         For the transition period from                 to
                                        ---------------   ---------------------

                         Commission File Number: 0-15081
                                                 -------

             iX SYSTEMS INC. (Formerly Smartcard International Inc.)
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                              13-3170130
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer identification No.)
 Incorporation or organization

P.O. Box 3119, S. Farmingdale,  NY                                    11735
----------------------------------                                -----------
(Address of principal executive offices)                          (Zip Code)


--------------------------------------------------------------------------
              (registrant's telephone number, including area code)


             Former address: 90-A Adams Avenue, Hauppauge, NY 11788
-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was requited to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---

As of May 6, 1997, 54,794,889 shares of Common Stock, par value $.001 per share, were outstanding.

            iX SYSTEMS, INC. (Formerly SmartCard International Inc.)


                      (A company in the development state)



                                    CONTENTS

PART I. FINANCIAL INFORMATION........................................................................3

         Balance sheet - March 31, 1997 and December 31,1996.........................................3

         Statements of operations - three months ended March 31, 1997 and 1996, and the period
         January 6, 1983 (Date of Incorporation) to March 31, 1997...................................4

         Statements of cash flows - three months ended March 31, 1997 and 1996 and the period
         January 6, 1983 (Date of Incorporation) to March 31, 1997...................................5

         Notes to Financial Statements...............................................................6

         Management's Discussion and Analysis of Financial Condition and Results of Operations.......9

PART II.  OTHER INFORMATION..........................................................................10

Signatures...........................................................................................11

PART I. FINANCIAL INFORMATION


                                iX SYSTEMS, INC.
                     (A company in the development stage)
                                 BALANCE SHEET

                                                         March 31,         December 31,
                  ASSETS                                    1997               1996
=============================================         ===============    ===============
                                                         (Unaudited)
Current Assets:
 Cash                                                        $95,308         $111,371

                                                      ---------------    -------------
    Total Current Assets                                      95,308          111,371
                                                      ---------------    -------------


    Total Assets                                             $95,308         $111,371
                                                      ===============    =============

  LIABILITIES AND STOCKHOLDERS' DEFICIENCY
=============================================

Current Liabilities:
Accounts payable and accrued liabilities                  $1,245,896       $1,252,012
Notes payable (Notes C and D)                              1,810,075        1,810,075
                                                      ---------------    -------------
    Total Current Liabilities                              3,055,971        3,062,087
                                                      ---------------    -------------


                                                      ---------------    -------------
  Total Liabilities                                        3,055,971        3,062,087
                                                      ---------------    -------------

Commitments and Contingencies

Stockholders' Deficiency:(Notes C and D):
Preferred stock, $1.00 par value:
 Authorized, 250,000 shares
 9% Cumulative Convertible series A
  Issued and outstanding, 600 shares                             600              600
Common Stock, $.001 par value:
 Authorized 100,000,000 shares
 Issued and outstanding , 54,794,889 shares                   54,795           54,795
Additional paid-in capital                                11,350,501       11,350,501
Deficit accumulated during development stage             (14,366,559)     (14,356,612)
                                                      ---------------    -------------

    Total Stockholders' Deficiency                        (2,960,663)      (2,950,716)
                                                      ---------------    -------------

    Total Liabilities and Stockholders' Deficiency           $95,308         $111,371
                                                      ===============    =============


                       See notes to financial statements.

                                iX SYSTEMS, INC.
                      (A company in the development stage)
                            STATEMENT OF OPERATIONS

                                                        Three months ended        January 6, 1983*
                                                            March 31,                 to March 31,
                                                          1997            1996               1997
                                                   ----------------------------   ----------------
Revenues:

    Project revenues                                    -              -               $1,234,651
    Interest income                                        648             780            447,373
    Rent, consultant fee and other                      -              -                  153,856
                                                   ------------    ------------     --------------
                                                           648             780          1,835,880
                                                   ------------    ------------     --------------
Expenses:
    Project costs                                       -              -                  930,682
    Research and development                            -              -                8,571,711
    Management fees                                     -              -                  355,747
    Professional fees                                   -              -                1,624,693
    General and administrative                          10,595          17,474          4,676,288
                                                   ------------    ------------     --------------
                                                        10,595          17,474         16,159,121
                                                   ------------    ------------     --------------

Loss from sale of furniture and equipment               -              -                  (43,318)
                                                   ------------    ------------     --------------

Net Loss                                               ($9,947)       ($16,694)      ($14,366,559)
                                                   ============    ============     ==============

Net Loss per Common Share                               -              -
                                                   ============    ============

Average Number of Common Shares                     54,794,889      54,794,889
                                                   ============    ============

Dividends per Common Share                              -0-            -0-
                                                   ============    ============

*Date of Incorporation

                       See notes to financial statements.

                                iX SYSTEMS, INC.
                      (A company in the development stage)
                            STATEMENT OF CASH FLOWS


                                                                   Three months ended
                                                                       March 31,                 January 6, 1983*
                                                           ---------------------------------        to March 31,
                                                                 1997            1996                  1997
                                                           -----------------  --------------    -------------------

Operating Activities:
Net Loss                                                           ($9,947)       ($16,694)          ($14,366,559)
Adjustments to Reconcile Net Loss to Net Cash
  used in operating activities:
    Depreciation and amortization                                  -               -                      203,905
    Loss on sale of furniture,fixtures and equipment               -               -                       43,318
    Deferred compensation relating to stock options                -               -                      351,250
    Increase in accounts receivable net                            -               -                      -
    (increase) in prepaid assets                                   -               -                      -
    Non cash contributions for services                            -               -                      144,380
    Payment for professional services                              -               -                      185,393
    Decrease/(increase) in other assets                            -               -                     (142,599)
    Decrease/(increase) in accounts payable
     and accrued liabilities and liabilities to
     related parties                                                (6,116)        -                    1,601,571
    Increase/(decrease) in other liabilities                       -               -                        9,000
                                                           -----------------  --------------    -------------------
Net Cash Used In Operating Activities                              (16,063)        (16,694)           (11,970,341)
                                                           -----------------  --------------    -------------------

Investing Activities:
    Purchase of furniture,fixtures and equipment                   -               -                     (251,070)
    Proceeds from sale of furniture,fixture and equipment          -               -                        4,446
                                                           -----------------  --------------    -------------------
Net Cash Provided By/(Used In) Investing Activities                -               -                     (246,624)
                                                           -----------------  --------------    -------------------
Financing Activities:
    Net proceeds from issuance of preferred stock                  -               -                    1,456,783
    Net proceeds from issuance of common stock                     -               -                    8,000,490
    Payment of note payable                                        -               -                       (9,500)
    Proceeds from note payable                                     -               -                    2,864,500
                                                           -----------------  --------------    -------------------
Net Cash Provided By Financing Activities                                0               0             12,312,273
                                                           -----------------  --------------    -------------------
Increase/(Decrease) in cash and cash equivalents                   (16,063)        (16,694)                95,308
Cash and Cash Equivalents at Beginning of Period                   111,371         138,220
                                                           -----------------  --------------    -------------------
Cash and Cash Equivalents at Ending of Period                      $95,308        $121,526                $95,308
                                                           =================  ==============    ===================

                      See notes to financial statements.

            iX SYSTEMS, INC. (Formerly SmartCard International Inc.)
                      (A company in the development stage)



                          NOTES TO FINANCIAL STATEMENTS


                                 March 31, 1997
                                   (Unaudited)



A. MANAGEMENT'S STATEMENT

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position at March 31, 1997 and the related statements of operations for the three month periods ended March 31, 1997 and 1996 and the period January 6, 1983 (Date of Incorporation) to March 31, 1997, and statements of cash flows for the three month periods ended March 31, 1996 and 1995 and the period January 6, 1983 (Date of Incorporation) to March 31, 1997.


B.  BASIS OF PRESENTATION

         iX Systems, Inc. (the "Company") is considered a development stage company under Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Companies", which requires development stage companies to employ the same accounting principles as operating companies.

         The accounting policies employed to prepare the interim financial statements are consistent with those employed in the Company's annual financial statements.

C.  DEBT FINANCING

         In November 1990, Poly Ventures L.P.I loaned the Company $400,000. The loan was for a one-year period (which was extended in November 1991 on a month-to-month basis) with interest at prime (6 1/2% at December 31, 1991), plus 1%. The loan agreement provided for the issuance of a five-year warrant to Poly Ventures L.P.I to purchase 640,000 shares of the Company's Common Stock at a price of $.125 per share. The loan was converted to Common Stock in 1992 (see Note D).

         During 1991, Poly Ventures L.P.I loaned the Company $850,000 in the form of a series of convertible promissory notes. The loans were for a one-year period with various due dates with interest at a rate of 12%. The notes were convertible into shares of the Company's common stock at a price of $.125 per share. The promissory notes were converted to Common Stock in 1992 (see Note D).

         On February 13, 1992, the Company entered into an agreement to convert all accrued and unpaid interest and dividends, which totaled $205,075; owed by Company to Poly Ventures I, in connection with the $400,000 loan and $850,000 promissory notes held by Poly Ventures I and converted into Common Stock on that date(see Note D), to a promissory note with interest at prime and payable in full by June 1994.

         On October 6, 1992, the Company issued a 10 percent promissory note to Poly Ventures L.P. I in exchange of $9,500. The Company repaid the loan on January 6, 1993 along with interest.

         On October 13, 1992, the Company borrowed $105,000 from an investor and issued a senior convertible demand promissory note with interest rate at 6 percent per annum. The principal of and the accrued interest on this Note shall, at the sole option of the Lender, be convertible in full at any time after the date hereof, at a conversion price of $.125 per share for a period of two years from October 13, 1992. In addition, the Company also issued warrants to purchase 840,000 shares of the Company's Common Stock at the price of $.125 per share for a period of three years.

         On December 8, 1992, the Company entered into a loan agreement with a group of investors which included Poly Ventures L.P. II, wherein outside investors and Poly Ventures L.P.II provided total financing of $1,000,000 in cash in exchange for senior convertible demand promissory notes. The Notes are due December 8, 1995 with an interest rate at 6 percent per annum. The principal of and accrued interest on the Note shall, at the sole option of the Lender, be convertible in full at any time after the date hereof, at a conversion price of $.125 per share. In addition, the Company also issued warrants to purchase 8,000,000 shares of the Company's common stock at the price of $.125 per share, exercisable over a period of three years.

         On June 14, 1993, the Company entered into a loan agreement with a group of investors including Poly Venture II and issued senior convertible demand promissory notes totaling $500,000, with interest rate at prime plus 2 percent per annum. The principal and accrued interest on this Note shall, at the sole option of the Lender, be convertible in full at any time after the date hereof, at a conversion price based on the price paid for any new investment by a third party of at least $750,000, calculated as follows:(i). For first six months convertible at price of any new investment by third party of greater or equal to $ 750K. (ii). For next three months convertible at 85% of such price.
(iii). From thereafter, until term of loan convertible at 70% of such price. In addition, the Company also issued warrants to purchase 6,250,000 shares of the Company's Common Stock at the price of $.08 per share for a period of three years.

         As a result of these transactions, Poly Ventures L.P.I and Poly Venture II would own approximately 48% of the Company's Common Stock assuming conversion of all convertible debt, preferred stock and exercise of warrants.


D.  EQUITY FINANCING

         In July 1990, the Company entered into an investment agreement which Poly Ventures L.P. I (a venture capital limited partnership, which prior to this transaction owned approximately 50% of the Company's Common Stock on a fully diluted basis), whereby the Company received $600,000 in cash in exchange for 600 shares of 9% Series A Cumulative Convertible Preferred Stock, which is convertible into 4,800,000 shares of Common Stock.

         On February 13, 1992, the Company entered into an investment agreement with a group of accredited investors which included Poly Ventures L.P. I. As a result of this transaction, outside investors, and Poly Ventures L.P.I provided total financing of $975,000 in cash in exchange for 7,800,000 shares ($.125 per share) of the company's Common Stock. Pursuant to the agreement, Poly Ventures L.P.I agreed to contribute $100,000 in exchange for shares of the Company's Common Stock at a price of $.125 per share (800,000 shares). Poly Ventures L.P.I also agreed to convert its November 1990 $400,000 note to Common Stock at a price of $.125 per share (3,200,000 shares) and to cancel the underlying warrants. Additionally, Poly Ventures L.P. I agreed to convert all its convertible promissory notes (aggregating $850,000) to Common Stock at a price of $.125 per share (6,800,000) (see Note C). In accordance with the agreement, the convertible promissory notes were converted once shareholders' approval to increase the authorized number of shares was granted in September 1992. The agreement also called for Poly Ventures L.P. to convert all currently owned interest and dividends through February 13, 1992, which amounted to $205,075, to a promissory note with interest at prime (6% at December 31, 1992), payable in two installments due June 1993 and June 1994. The remaining investors contributed $875,000 in cash in exchange for shares of the Company's Common Stock at a price of $.125 per share (7,000,000 shares).

         During August 1992, the Company entered into an investment agreement with a group of accredited investors which included Poly Ventures L.P. I and some of the same investors from the February financing. As a result of this transaction, outside investors and Poly Ventures L.P.I provided total financing of $400,000 in cash in exchange for 3,200,000 shares ($.125 per share)of the Company's Common Stock. Pursuant to this agreement, Poly Ventures L.P.I agreed to invest $50,000 in cash in exchange for shares of the Company's Common Stock at a price of $.125 per share (400,000 shares). The remaining investors contributed $350,000 in cash in exchange for shares of the Company's Common Stock at a price of $.125 per share (2,800,000 shares). In addition, the Company also issued warrants, valid for a period of five years, to purchase 2,571,429 shares of the Company's Common Stock at the price of $.178 per share.

         In January 1993, the Company issued 3,342,857 shares of Common Stock to the February 13, 1992 investors pursuant to the antidilution provisions of the investment agreement and such additional shares are reflected as outstanding shares at December 31, 1992.


E. CESSATION OF BUSINESS

         As of August 6, 1993, The Board of Directors determined that in view of working capital deficiencies, lack of demand for the Company's electronic transaction terminal, the large additional capital investment required to continue operations, and in order to preserve remaining capital resources of the Company, to immediately cease all ongoing operations of the Company except for any activity necessary to preserve corporate integrity, assets and capital.

         Presently, the Company is seeking a suitable merger or acquisition partner that can utilize the Company's corporate structure and its propriety technology. However, there is no assurance that a suitable merger or acquisition partner can be found.

            iX SYSTEMS, INC. (Formerly SmartCard International Inc.)
                      (A company in the development stage)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




OPERATIONS - three months ended March 31, 1997 compared with prior year.

         The Company was a development stage enterprise engaged in the product and market development of electronic transaction systems. As of August 6, 1993, the Company ceased all ongoing operations. Presently, the Company is seeking a suitable merger or acquisition partner that can utilize the Company's corporate structure and/or its propriety technology(see Note E).


         The Company's total expenditures for the three months ended March 31, 1997 and for the three months ended March 1996 were $10,595 and $17,474 respectively.

         Interest income was $648 for the three months ended March 31, 1997 as compared to $782 for the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES


         Cash and cash equivalents at March 31, 1997 were $95,308 as compared to $111,371 at December 31, 1996. At March 31, 1997, the working capital deficiency was $2,960,663 compared with a working capital deficiency of $2,950,716 at December 31, 1996.

         The Company is in default which respect to a payment of interest and principal on several promissory notes aggregating $2,296,985 which have matured in June 1993 ,October 1994 and December 1995 respectively.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGE SECURITIES

         None

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION TO A VOTE OF A SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



iX Systems, Inc.



---------------------
James Juliana                               Date: May 15, 1997
President