Form 10QSB
period 1997-06-30
IX SYSTEMS INC
filed 1997-08-14
CIK 795214

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended                 June 30, 1997
                          ----------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                       to
                                    ---------------------     -----------------

                         Commission File Number: 0-15081
                                                ---------

            iX SYSTEMS INC. (Formerly Smartcard International Inc.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                 13-3170130
--------------------------------------------------------------------------------
(State  or other jurisdiction of           (I.R.S. Employer identification No.)
  Incorporation or organization

P.O. Box 3119, S. Farmingdale,  NY                       11735
------------------------------------                   ----------
(Address of  principal executive offices)              (Zip Code)


              ----------------------------------------------------
              (registrant's telephone number, including area code)


             Former address: 90-A Adams Avenue, Hauppauge, NY 11788
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

As of August 1, 1997, 54,794,889 shares of Common Stock, par value $.001 per share, were outstanding.

            iX SYSTEMS, INC. (Formerly SmartCard International Inc.)


                      (A company in the development state)



                                    CONTENTS
                                    --------

PART I. FINANCIAL INFORMATION........................................................................3

         Balance sheet - June 30, 1997 and December 31,1996..........................................3

         Statements of operations - three, six months ended June 30, 1997 and 1996, and the period January 6, 1983 (Date of Incorporation) to June 30, 1997.............................4

         Statements of cash flows - three,six  months ended June 30, 1997 and 1996 and the period January 6, 1983 (Date of Incorporation) to June 30, 1997.............................5

         Notes to Financial Statements...............................................................6

         Management's Discussion and Analysis of Financial Condition and Results of Operations.......9

PART II.  OTHER INFORMATION..........................................................................10

Signatures...........................................................................................11

PART 1. FINANCIAL INFORMATION

                               iX SYSTEMS, INC.
                     (A company in the development stage)
                                 BALANCE SHEET


                                                                                       June 30,             December 31,
                                ASSETS                                                   1997                   1996
-----------------------------------------------------------------------           -------------------    --------------------
                                                                                     (Unaudited)
Current Assets:
 Cash                                                                                        $89,259                $111,371

                                                                                  -------------------    --------------------
    Total Current Assets                                                                      89,259                 111,371
                                                                                  -------------------    --------------------


    Total Assets                                                                             $89,259                $111,371
                                                                                  ===================    ====================

               LIABILITIES AND STOCKHOLDERS' DEFICIENCY
-----------------------------------------------------------------------

Current Liabilities:
Accounts payable and accrued liabilities                                                  $1,245,896              $1,252,012
Notes payable (Notes C and D)                                                              1,810,075               1,810,075
                                                                                  -------------------    --------------------
    Total Current Liabilities                                                              3,055,971               3,062,087
                                                                                  -------------------    --------------------


                                                                                  -------------------    --------------------
  Total Liabilities                                                                        3,055,971               3,062,087
                                                                                  -------------------    --------------------

Commitments and Contingencies

Stockholders' Deficiency:(Notes C and D):
Preferred stock, $1.00 par value:
 Authorized, 250,000 shares
 9% Cumulative Convertible series A
  Issued and outstanding, 600 shares                                                             600                     600
Common Stock, $.001 par value:
 Authorized 100,000,000 shares
 Issued and outstanding , 54,794,889 shares                                                   54,795                  54,795
Additional paid-in capital                                                                11,350,501              11,350,501
Deficit accumulated during development stage                                             (14,372,608)            (14,356,612)
                                                                                  -------------------    --------------------

    Total Stockholders' Deficiency                                                        (2,966,712)             (2,950,716)
                                                                                  -------------------    --------------------

    Total Liabilities and Stockholders' Deficiency                                           $89,259                $111,371
                                                                                  ===================    ====================


                       See notes to financial statements.

                                iX SYSTEMS, INC.
                      (A company in the development stage)
                             STATEMENT OF OPERATIONS

                                                            Three months ended                          Six months ended
                                                                  June 30,                                 June 30,
                                                              1997               1996                 1997                1996
                                                   -----------------------------------    -------------------------------------
Revenues:

    Project revenues                                      -                  -                   -                   -
    Interest income                                            571                650                1,219               1,430
    Rent, consultant fee and other                        -                  -                   -                   -
                                                   ----------------   ----------------    -----------------  ------------------
                                                               571                650                1,219               1,430
                                                   ----------------   ----------------    -----------------  ------------------
Expenses:
    Project costs                                         -                  -                   -                   -
    Research and development                              -                  -                   -                   -
    Management fees                                       -                  -                   -                   -
    Professional fees                                     -                  -                   -                   -
    General and administrative                               6,620              5,741               17,215              23,215
                                                   ----------------   ----------------    -----------------  ------------------
                                                             6,620              5,741               17,215              23,215
                                                   ----------------   ----------------    -----------------  ------------------

Loss form sale of furniture and equipment                 -                  -                   -                   -
                                                   ----------------   ----------------    -----------------  ------------------

Net Loss                                                   ($6,049)           ($5,091)            ($15,996)           ($21,785)
                                                   ================   ================    =================  ==================

Net Loss per Common Share                                 -                  -                   -                   -
                                                   ================   ================    =================  ==================

Average Number of Common Shares                         54,794,889         54,794,889           54,794,889           5,479,889
                                                   ================   ================    =================  ==================

Dividends per Common Share                                -0-                -0-                  -0-                -0-
                                                   ================   ================    =================  ==================

                                                          January 6, 1983*
                                                              to June 30,
                                                                    1997
                                                      -------------------
Revenues:

    Project revenues                                          $1,234,651
    Interest income                                              447,944
    Rent, consultant fee and other                               153,856
                                                      -------------------
                                                               1,836,451
                                                      -------------------
Expenses:
    Project costs                                                930,682
    Research and development                                   8,571,711
    Management fees                                              355,747
    Professional fees                                          1,624,693
    General and administrative                                 4,682,908
                                                      -------------------
                                                              16,165,741
                                                      -------------------

Loss form sale of furniture and equipment                        (43,318)
                                                      -------------------

Net Loss                                                    ($14,372,608)
                                                      ===================

Net Loss per Common Share


Average Number of Common Shares


Dividends per Common Share



*Date of Incorporation

                       See notes to financial statements.

                                iX SYSTEMS, INC.
                      (A company in the development stage)
                             STATEMENT OF CASH FLOWS

                                                                         Six months ended
                                                                             June 30,                         January 6, 1983*
                                                           ----------------------------------------------        to June 30,
                                                                    1996                    1996                    1997
                                                           ------------------------  --------------------  ------------------------
Operating Activities:
Net Loss                                                                  ($15,996)             ($21,785)             ($14,372,608)
Adjustments to Reconcile Net Loss to Net Cash
  used in operating activities:
    Depreciation and amortization                                     -                       -                            203,905
    Loss on sale of furniture,fixtures and equipment                  -                       -                             43,318
    Deferred compensation relating to stock options                   -                       -                            351,250
    Increase in accounts receivable net                               -                       -                       -
    (increase) in prepaid assets                                      -                       -                       -
    Non cash contributions for services                               -                       -                            144,380
    Payment for professional services                                 -                       -                            185,393
    Decrease/(increase) in other assets                               -                       -                           (142,599)
    Decrease/(increase) in accounts payable
     and accrued liabilities and liabilities to
     related parties                                                        (6,116)           -                          1,601,571
    Increase/(decrease) in other liabilities                          -                       -                              9,000
                                                           ------------------------  --------------------  ------------------------
Net Cash Used In Operating Activities                                      (22,112)              (21,785)              (11,976,390)
                                                           ------------------------  --------------------  ------------------------

Investing Activities:
    Purchase of furniture,fixtures and equipment                      -                       -                           (251,070)
    Proceeds from sale of furniture,fixture and equipment             -                       -                              4,446
                                                           ------------------------  --------------------  ------------------------
Net Cash Provided By/(Used In) Investing Activities                   -                       -                           (246,624)
                                                           ------------------------  --------------------  ------------------------
Financing Activities:
    Net proceeds from issuance of preferred stock                     -                       -                          1,456,783
    Net proceeds from issuance of common stock                        -                       -                          8,000,490
    Payment of note payable                                           -                       -                             (9,500)
    Proceeds from note payable                                        -                       -                          2,864,500
                                                           ------------------------  --------------------  ------------------------
Net Cash Provided By Financing Activities                                        0                     0                12,312,273
                                                           ------------------------  --------------------  ------------------------
Increase/(Decrease) in cash and cash equivalents                           (22,112)              (21,785)                   89,259
Cash and Cash Equivalents at Beginning of Period                           111,371               138,220
                                                           ------------------------  --------------------  ------------------------
Cash and Cash Equivalents at Ending of Period                              $89,259              $116,435                   $89,259
                                                           ========================  ====================  ========================

                       See notes to financial statements.

            iX SYSTEMS, INC. (Formerly SmartCard International Inc.)
                      (A company in the development stage)



                         NOTES TO FINANCIAL STATEMENTS


                                 June 30, 1997
                                  (Unaudited)



A. MANAGEMENT'S STATEMENT

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position at June 30, 1997 and the related statements of operations for the three month and six months periods ended June 30, 1997 and 1996 and the period January 6, 1983 (Date of Incorporation) to June 30, 1997, and statements of cash flows for the three month periods ended June, 1997 and 1996 and the period January 6, 1983 (Date of Incorporation) to June 30, 1997.


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




OPERATIONS - six months ended June 30, 1997 compared with prior year.

         The Company was a development stage enterprise engaged in the product and market development of electronic transaction systems. As of August 6, 1993, the Company ceased all ongoing operations. Presently, the Company is seeking a suitable merger or acquisition partner that can utilize the Company's corporate structure and/or its propriety technology(see Note E). Recently, the Company entered into a License Agreement with Refac International, Ltd.("Refac") whereby Refac was granted the right to license to other parties to manufacture and sell certain intellectual property of the Company consisting of patents for a smartcard product.


         The Company's total expenditures for the six months ended June 30, 1997 and for the six months ended June 30, 1996 were $15,996 and $21,785 respectively.

         Interest income was $1,219 for the six months ended June 30, 1997 as compared to $1,430 for the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES


         Cash and cash equivalents at June 30, 1997 were $89,259 as compared to $111,371 at December 31, 1996. At June 30, 1997, the working capital deficiency was $2,966,712 compared with a working capital deficiency of $2,950,716 at December 31, 1996.

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

         License Agreement with Refac International, Ltd.("Refac")

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



iX Systems, Inc.



--------------------------
James Juliana                               Date: August 15, 1997
President