Form 10QSB
period 1997-09-30
IX SYSTEMS INC
filed 1997-11-12
CIK 795214

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[ X ] Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

       For the period ended           September 30, 1997
                            --------------------------------------------

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from               to
                                     ---------------  --------------------

                        Commission File Number:  0-15081
                                                 -------

            iX SYSTEMS INC.  (Formerly Smartcard International Inc.)
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New York                                                  13-3170130
----------------------------------------------------------------------------------
(State  or other jurisdiction of             (I.R.S. Employer identification No.)
  Incorporation or organization

P.O. Box 3119, S. Farmingdale,  NY                                       11735
-----------------------------------                                   ----------
(Address of  principal executive offices)                             (Zip Code)

------------------------------------------------------------------------------
              (registrant's telephone number, including area code)


             Former address: 90-A Adams Avenue, Hauppauge, NY 11788
------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was requited to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                ------    -------

As of November  3, 1997,   54,794,889 shares of  Common Stock, par value $.001
per share, were outstanding.

            iX SYSTEMS, INC. (Formerly SmartCard International Inc.)


                      (A company in the development state)



                                    CONTENTS

PART I. FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Balance sheet - September 30, 1997 and December 31,1996  . . . . . . . . . . . . . . .   3

         Statements of operations - three, nine months ended September 30, 1997
         and 1996, and the period January 6, 1983 (Date of Incorporation) to September 30, 1997   4

         Statements of cash flows - nine  months ended September 30, 1997 and 1996
         and the period January 6, 1983 (Date of Incorporation) to September 30, 1997 . . . . .   5

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

         Management's Discussion and Analysis of Financial Condition and Results of Operations    9

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11

PART I. FINANCIAL INFORMATION


                                iX SYSTEMS, INC.
                     ( A company in the development stage)
                                 BALANCE SHEET

                                                         June 30,                  December 31,
                    ASSETS                                 1997                        1996
-------------------------------------------       -----------------------     ------------------------
                                                       (Unaudited)
Current Assets:
 Cash                                                            $79,282                     $111,371

                                                  -----------------------     ------------------------
    Total Current Assets                                          79,282                      111,371
                                                  -----------------------     ------------------------


    Total Assets                                                 $79,282                     $111,371
                                                  =======================     ========================

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
--------------------------------------------------

Current Liabilities:
Accounts payable and accrued liabilities                      $1,238,396                   $1,252,012
Notes payable (Notes C and D)                                  1,810,075                    1,810,075
                                                  -----------------------     ------------------------
    Total Current Liabilities                                  3,048,471                    3,062,087
                                                  -----------------------     ------------------------


                                                  -----------------------     ------------------------
  Total Liabilities                                            3,048,471                    3,062,087
                                                  -----------------------     ------------------------

Commitments and Contingencies

Stockholders' Deficiency:(Notes C and D):
Preferred stock, $1.00 par value:
 Authorized, 250,000 shares
 9% Cumulative Convertible series A
  Issued and outstanding, 600 shares                                 600                          600
Common Stock, $.001 par value:
 Authorized 100,000,000 shares
 Issued and outstanding , 54,794,889 shares                       54,795                       54,795
Additional paid-in capital                                    11,350,501                   11,350,501
Deficit accumulated during development stage                 (14,375,085)                 (14,356,612)
                                                  -----------------------     ------------------------

    Total Stockholders' Deficiency                            (2,969,189)                  (2,950,716)
                                                  -----------------------     ------------------------

    Total Liabilities and Stockholders' Deficiency               $79,282                     $111,371
                                                  =======================     ========================


                       See notes to financial statements.

                               iX SYSTEMS, INC.
                    ( A company in the development stage)
                           STATEMENT OF OPERATIONS


                                                       Three months ended                    Nine months ended     January 6, 1983*
                                                            September 30,                         September 30,    to September 30,
                                                       1997             1996              1997           1996                1997
                                             -------------------------------      ------------------------------     --------------
Revenues:
    Project revenues                                -                 -                  -               -             $1,234,651
    Interest income                                     523              661             1,742          2,091             448,467
    Rent, consultant fee and other                  -                 -                  -               -                153,856
                                             ---------------   --------------     -------------   ------------     ---------------
                                                        523              661             1,742          2,091           1,836,974
                                             ---------------   --------------     -------------   ------------     ---------------
Expenses:
    Project costs                                   -                 -                  -               -                930,682
    Research and development                        -                 -                  -               -              8,571,711
    Management fees                                 -                 -                  -               -                355,747
    Professional fees                               -                 -                  -               -              1,624,693
    General and administrative                        3,000            1,453            20,215         24,668           4,685,908
                                             ---------------   --------------     -------------   ------------     ---------------
                                                      3,000            1,453            20,215         24,668          16,168,741
                                             ---------------   --------------     -------------   ------------     ---------------

Loss form sale of furniture and equipment           -                 -                  -               -                (43,318)
                                             ---------------   --------------     -------------   ------------     ---------------

Net Loss                                            ($2,477)           ($792)         ($18,473)      ($22,577)       ($14,375,085)
                                             ===============   ==============     =============   ============     ===============

Net Loss per Common Share                           -                 -                  -               -
                                             ===============   ==============     =============   ============

Average Number of Common Shares                  54,794,889       54,794,889        54,794,889      5,479,889
                                             ===============   ==============     =============   ============

Dividends per Common Share                          -0-                -0-               -0-              -0-
                                             ===============   ==============     =============   ============

*Date of Incorporation

                       See notes to financial statements.

                               iX SYSTEMS, INC.
                      (A company in the development stage)
                            STATEMENT OF CASH FLOWS

                                                                     Nine months ended
                                                                          September 30,                   January 6, 1983*
                                                              -----------------------------------------    to September 30,
                                                                  1997                         1996              1997
                                                              -------------           -----------------  -------------------
Operating Activities:
Net Loss                                                          ($18,473)                  ($22,577)         ($14,375,085)
Adjustments to Reconcile Net Loss to Net Cash
  used in operating activities:
    Depreciation and amortization                                  -                             -                  203,905
    Loss on sale of furniture,fixtures and equipment               -                             -                   43,318
    Deferred compensation relating to stock options                -                             -                  351,250
    Increase in accounts receivable net                            -                             -                 -
    (increase) in prepaid assets                                   -                             -                 -
    Non cash contributions for services                            -                             -                  144,380
    Payment for professional services                              -                             -                  185,393
    Decrease/(increase) in other assets                            -                             -                 (142,599)
    Decrease/(increase) in accounts payable
     and accrued liabilities and liabilities to
     related parties                                               (13,616)                      -                1,594,071
    Increase/(decrease) in other liabilities                       -                             -                    9,000
                                                              -------------           -----------------  --------------------
Net Cash Used In Operating Activities                              (32,089)                   (22,577)          (11,986,367)
                                                              -------------           -----------------  --------------------

Investing Activities:
    Purchase of furniture,fixtures and equipment                   -                             -                 (251,070)
    Proceeds from sale of furniture,fixture and equipment          -                             -                    4,446
                                                              -------------           -----------------  --------------------
Net Cash Provided By/(Used In) Investing Activities                -                             -                 (246,624)
                                                              -------------           -----------------  --------------------
Financing Activities:
    Net proceeds from issuance of preferred stock                  -                             -                1,456,783
    Net proceeds from issuance of common stock                     -                             -                8,000,490
    Payment of note payable                                        -                             -                   (9,500)
    Proceeds from note payable                                     -                             -                2,864,500
                                                              -------------           -----------------  --------------------
Net Cash Provided By Financing Activities                                0                          0            12,312,273
                                                              -------------           -----------------  --------------------
Increase/(Decrease) in cash and cash equivalents                   (32,089)                   (22,577)               79,282
Cash and Cash Equivalents at Beginning of Period                   111,371                    138,220
                                                              -------------           -----------------  --------------------
Cash and Cash Equivalents at Ending of Period                      $79,282                   $115,643               $79,282
                                                              =============           =================  ====================

                                                                                      See notes to financial statements.

            iX SYSTEMS, INC. (Formerly SmartCard International Inc.)
                      (A company in the development stage)


                         NOTES TO FINANCIAL STATEMENTS


                               September 30, 1997
                                  (Unaudited)



A. MANAGEMENT'S STATEMENT

         In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position at September 30, 1997 and the related statements of operations for the three month and nine months periods ended September 30, 1997 and 1996 and the period January 6, 1983 (Date of Incorporation) to September 30, 1997, and statements of cash flows for the nine month periods ended September 30, 1997 and 1996 and the period January 6, 1983 (Date of Incorporation) to September 30, 1997.


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



OPERATIONS - nine months ended September 30, 1997 compared with prior year.

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


         The Company's total expenditures for the nine months ended September 30, 1997 and for the nine months ended September 30, 1996 were $20,215 and $24,668 respectively.

         Interest income was $1,742 for the nine months ended September 30, 1997 as compared to $2,091 for the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES


         Cash and cash equivalents at September 30, 1997 were $79,282 as compared to $111,371 at December 31, 1996. At September 30, 1997, the working capital deficiency was $2,969,189 compared with a working capital deficiency of $2,950,716 at December 31, 1996.

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



iX Systems, Inc.


/s/ JAMES JULIANA
---------------------------
James Juliana                              Date: November 14, 1997
President